Form 10-K
period 2002-12-31
FIRST NATIONAL FUNDING LLC
filed 2003-04-15
CIK 1171040

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the period from October 24, 2002 to December 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the transition period from          to

                       Commission File Number: 000-50139

                        FIRST NATIONAL MASTER NOTE TRUST
             (Exact name of registrant as specified in its charter)

            Nebraska
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

          1620 Dodge Street, Stop Code 3198, Omaha, Nebraska 68197-3198
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (402) 341-0500
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                               Title of Each Class
                 Series 2002-1 Asset Backed Notes, Class A Notes
                 Series 2002-1 Asset Backed Notes, Class B Notes
                 Series 2002-1 Asset Backed Notes, Class C Notes

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [ ] NO [X]

     Aggregate market value of voting stock held by non-affiliates of the
Registrant: $ 0.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No documents have been incorporated by reference into this Form 10-K.

                               TABLE OF CONTENTS


                                     PART I

Item  1.  Business                                                            1
Item  2.  Properties                                                          1
Item  3.  Legal Proceedings                                                   2
Item  4.  Submission of Matters to a Vote of Security Holders                 2

                                     PART II

Item  5.  Market for the Company's Common Equity and Related
          Stockholder Matters                                                 2
Item  6.  Selected Financial Data                                             2
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           3
Item  7A. Quantitative and Qualitative Disclosures About Market Risk          3
Item  8.  Financial Statements and Supplementary Data                         3
Item  9.  Changes in and Disagreements With Accountants on Accounting
          And Financial Disclosure                                           11

                                    PART III

Item 10. Directors and Executive Officers of the Company                     11
Item 11. Executive Compensation                                              11
Item 12. Security Ownership of Certain Beneficial Owners and Management      11
Item 13. Certain Relationships and Related Transactions                      12
Item 14. Controls and Procedures                                             12

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K     12

SIGNATURES

CERTIFICATION

                                     PART I


         In no action letters issued to a variety of issuers of pass-through securities representing ownership interests in trusts established by financial and retailing institutions, whose principal assets are receivables generated under consumer credit accounts owned by such institutions and transferred to such trusts, the Division of Corporation Finance has stated that it would not raise any objection if the servicer of the trust, on behalf of the trust, files its Annual Report on Form 10-K in accordance with a specified format. See, e.g., Sears Credit Account Master Trust II (August 24, 1995), Mercantile Credit Card Master Trust (August 23, 1995); Banc One Credit Card Master Trust (May 26,
1995); Household Affinity Credit Card Master Trust I (April 29, 1994); Sears Credit Account Master Trust I (December 23, 1993); First Deposit Master Trust (December 23, 1993); Discover Card Trust 1993 B (April 9, 1993); Prime Credit Master Trust (January 29, 1993); Private Label Credit Card Master Trust (May 20,
1992); and Chase Manhattan Credit Card Trust 1990-A (March 22, 1991).

         First National Master Note Trust (the "Trust") has prepared and filed this Annual Report on Form 10-K in substantially the form to which the Division of Corporation Finance, in the no action letters referred to above, has stated that it would not object.

ITEM 1.  Business.

         The Trust was formed for the purpose of issuing, from time to time, asset-backed notes under the Master Indenture dated as of October 24, 2002 (as supplemented from time to time, the "Indenture") between the Trust and The Bank of New York (the "Indenture Trustee") and one or more supplements thereto. The property of the Trust includes, and will include, a portfolio of receivables and/or collateral certificates representing a beneficial interest in receivables (collectively, the "Receivables") generated from time to time by certain designated eligible VISA and Mastercard credit card accounts (collectively, the "Accounts") owned by First National Bank of Omaha, all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any series credit enhancement provided for any particular series or class of notes.

         On October 24, 2002, the Trust issued: $332,000,000 Series 2002-1 Asset Backed Notes, Class A Notes, $31,000,000 Series 2002-1 Asset Backed Notes, Class B Notes and $37,000,000 Series 2002-1 Asset Backed Notes, Class C Notes. These notes were publicly issued pursuant to the prospectus supplement dated October 16, 2002 and the prospectus, dated October 16, 2002.

         On December 30, 2002 the Trust issued $136,125,000 Series 2002-2 Floating Rate Class A Asset Backed Notes and $13,875,000 Series 2002-2 Floating Rate Class B Asset Backed Notes. These notes were privately placed.

         On March 20, 2003, the Trust issued: $415,000,000 Series 2003-1 Asset Backed Notes, Class A Notes, $38,750,000 Series 2003-1 Asset Backed Notes, Class B Notes and $46,250,000 Series 2003-1 Asset Backed

Notes, Class C Notes. These notes were publicly issued pursuant to the prospectus supplement dated March 13, 2003 and the prospectus, dated March 13, 2003.

ITEM 2.  Properties.

         The property of the Trust includes, and will include, a portfolio of receivables and/or collateral certificates representing a beneficial interest in Receivables generated from time to time by certain designated eligible Accounts owned by First National Bank of Omaha, all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any series credit enhancement provided for any particular series or class of notes. Pursuant to the Indenture and indenture supplements under which the Trust's notes are issued, and the related amended and restated pooling and servicing agreement and transfer and servicing agreement, each month the servicer prepares a monthly report (the "Monthly Report") containing information regarding the Trust's notes and assets for the related due period and the related payment dates for the notes. First National Bank of Omaha, as servicer, has executed the Annual Servicer's Certificate regarding its servicing activities which is attached hereto as Exhibit 99.1.

ITEM 3.  Legal Proceedings.

         There is nothing to report with regard to this item.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         There is nothing to report with regard to this item.

                                     PART II

ITEM 5. Market for the Partnership's Common Equity and Related Stockholder Matters.

         To the best knowledge of the Trust, there are secondary sales of the Trust's Series 2002-1 Asset Backed Notes, Class A Notes, Series 2002-1 Asset Backed Notes, Class B Notes and Series 2002-1 Asset Backed Notes, Class C Notes, although the frequency of transactions varies substantially over time.

         Each of the publicly offered classes of notes is represented by one or more notes registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

ITEM 6.  Selected Financial Data.

         The selected financial data has been omitted since the required information is included in the financial statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Omitted pursuant to the no action letters referred to in the first paragraph of Item 1 of this report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

         There is nothing to report with regard to this item.

ITEM 8.  Financial Statements and Supplementary Data.

FIRST NATIONAL MASTER
NOTE TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002
AND FOR THE PERIOD FROM OCTOBER 24, 2002 TO
DECEMBER 31, 2002 AND INDEPENDENT AUDITORS'
REPORT

INDEPENDENT AUDITORS' REPORT


To the First National Master Note Trust and its Note Holders

We have audited the accompanying Statement of Assets and Liabilities of the First National Master Note Trust (the "Trust") as of December 31, 2002, and the related Statement of Distributable Income for the period from October 24, 2002 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the Trust at December 31, 2002, and its distributable income for the period from October 24, 2002 to December 31, 2002, on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP


Omaha, Nebraska
April 10, 2003

FIRST NATIONAL MASTER NOTE TRUST

STATEMENT OF ASSETS AND LIABILITIES
DECEMBER 31, 2002
--------------------------------------------------------------------------------

ASSETS                                                2002
Cash available for distribution                   $  6,675,016

Credit card receivables                            500,000,000
                                                  ------------

           Total assets                           $506,675,016
                                                  ============

LIABILITIES

Income to be distributed                          $  6,675,016

Asset-backed notes:
  Series 2002-1                                    400,000,000
  Series 2002-2                                    100,000,000
                                                  ------------

           Total asset-backed notes                500,000,000
                                                  ------------

           Total liabilities                      $506,675,016
                                                  ============


See notes to financial statements.

FIRST NATIONAL MASTER NOTE TRUST

STATEMENT OF DISTRIBUTABLE INCOME
PERIOD FROM OCTOBER 24, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                                                                              2002

Distributable Income:
  Allocable to principal                                                                   $ 94,868,601
  Allocable to interest                                                                      17,920,433
                                                                                           ------------

           Distributable income                                                             112,789,034

Income Distributed:
  Distribution of principal to purchase new receivables                                      94,868,601
  Interest paid on asset-backed notes                                                         1,212,733
  Servicing fees                                                                              1,161,644
  Distribution to purchase new receivables for amounts previously written off                 4,917,288
  Distribution on transferor's interest                                                       3,953,752
                                                                                           ------------

           Income distributed                                                               106,114,018
                                                                                           ------------

Excess of distributable income over income distributed (distributed January 15, 2003)      $  6,675,016
                                                                                           ============


See notes to financial statements.

FIRST NATIONAL MASTER NOTE TRUST

NOTES TO FINANCIAL STATEMENTS
PERIOD FROM OCTOBER 24, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------


1.    GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      First National Master Note Trust (the "Trust") was created to acquire credit card receivables and related assets for the purpose of issuing asset-backed notes under the Master Indenture dated October 24, 2002 between First National Master Note Trust and The Bank of New York, and one or more supplements thereto. The property of the Trust includes the Collateral Certificate ("Collateral Certificate") issued by First Bankcard Master Credit Card Trust (the "Receivables Trust") representing an undivided interest in Visa and Mastercard credit card receivables originated by First National Bank of Omaha (the "Bank"), an affiliate of the Bank or acquired by the Bank or an affiliate.

      First National Bank of Omaha retains servicing responsibility pursuant to the Second Amended and Restated Pooling and Servicing Agreement dated as of October 24, 2002 and the Transfer and Servicing Agreement dated as of October 24, 2002 and receives annual servicing compensation for acting as servicer. In order to facilitate its servicing functions and minimize administrative burdens and expenses, the Bank retains physical possession of the documents relating to the receivables as custodian for the trustee of the Receivables Trust and the Trust. The Trust and the Receivables Trust have no employees.

      The financial statements of the Trust are prepared on a cash basis of accounting. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions are recognized when paid rather than when the obligation is incurred. The statement of assets and liabilities arising from cash transactions as of December 31, 2002 reflects the amounts to be distributed on January 15, 2003, which represents the distribution of income received by the Trust for the period October 24 (date of inception) through December 31, 2002.

2.    ASSET-BACKED NOTES

      The Trust may issue from time to time asset-backed notes in one or more series, which will consist of one or more classes of notes, secured by the Collateral Certificate. As of December 31, 2002, the Trust had issued and had outstanding the following floating rate notes:


               DESCRIPTION                            $ ISSUED                     % OF TRUST PORTFOLIO

             Series 2002-1                         $400,000,000                         80.00%
             Series 2002-2                         $100,000,000                         20.00%



      The Series 2002-1 was publicly issued pursuant to a prospectus supplement dated October 16, 2002 and the prospectus dated October 16, 2002. Series 2002-2 was privately placed.

      The following table summarizes the maturity dates and interest rates as of December 31, 2002:

                                                             SERIES 2002-1                   SERIES 2002-2
                                                        -------------------------     -------------------------
Type                                                              Term                          Conduit

Expected Final Distribution Date                          October 17, 2005 (1)                     -

Scheduled Class A Payment Date                                     -                     December 31, 2006 (2)

Interest Rates:
  Class A                                                     LIBOR + .11                      CP + .37
  Class B                                                     LIBOR + .40                      CP + 1.00
  Class C                                                     LIBOR + 1.12                         -

      (1) Notes are scheduled to pay down beginning October 1, 2004. However, the number of months required to pay down Series 2002-1 is dependent upon the principal collections on the underlying credit card receivables, as described in Section 4.14 of the Series 2002-1 Indenture Supplement.

      (2) Notes will be paid down monthly in an amount equal to 1/12 of the note principal balance as of December 31, 2005 (the last day of the revolving period). Class B notes pay down one month in arrears of Class A notes.

3.    PRINCIPAL AND INTEREST PAYMENT

      Collections of principal on the receivables are used to make principal distributions to note holders and to purchase new credit card receivables on a daily basis.

      Collections of finance charge receivables, which include late fees, non-sufficient funds check fees, annual fees, recoveries of amounts previously written off and association interchange, are used to pay interest to the note holders, pay servicing fees, purchase new credit card receivables equal to amounts written off during the month and maintain certain reserve and spread accounts. Excess finance charge collections, if any, are distributed to First National Funding LLC, a subsidiary of the Bank. The distribution date is the 15th day of each month (or the next following business day).

4.    FEDERAL INCOME TAXES

      The Trust is not taxable as a corporation for Federal income tax purposes. Accordingly, no provision for income taxes is reflected in the accompanying financial statements.

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of a financial instrument is the current amount that would be exchanged between willing parties. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Trust's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

      The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Trust at December 31, 2002. The information presented is based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

                                                                                  DECEMBER 31, 2002
                                                                        --------------------------------------
                                                                                                 ESTIMATED
                                                                             CARRYING              FAIR
                                                                              AMOUNT               VALUE
Financial assets:
  Cash available for distribution                                           $  6,675,016        $  6,675,016
  Credit card receivables                                                    500,000,000         538,300,000

Financial liabilities:
  Income to be distributed                                                  $  6,675,016        $  6,675,016
  Asset-backed notes                                                         500,000,000         500,000,000

      The following methods and assumptions were used in estimating fair value disclosures for the Trust's financial instruments:

      CASH AVAILABLE FOR DISTRIBUTION AND INCOME TO BE DISTRIBUTED - The carrying amounts of these financial instruments approximate fair values due to the short-term nature of these instruments.

      CREDIT CARD RECEIVABLES - The fair values of the Trust's credit card receivables have been estimated using two methods: 1) the carrying amounts of short-term and variable rate loans approximate fair values excluding certain credit card loans which are tied to an index floor; and 2) for all other loans, discounting of projected future cash flows. When using the discounting method, loans are pooled in homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at year end.

      ASSET-BACKED NOTES - The carrying amounts of asset-backed notes approximate the fair values because the notes carry variable interest rates.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         There is nothing to report with regard to this item.


                                    PART III

ITEM 10. Directors and Executive Officers of the Company.

         Omitted pursuant to the no action letters referred to in the first paragraph of Item 1 of this report.

ITEM 11. Executive Compensation.

         Omitted pursuant to the no action letters referred to in the first paragraph of Item 1 of this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         a) Each publicly offered class of the Trust's notes is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such classes of notes is not entitled to receive a note representing such interest except in limited circumstances set forth in the Indenture. Accordingly, Cede is the sole holder of record of such notes, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold notes for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

         b) Omitted pursuant to the no action letters referred to in the first paragraph of Item 1 of this report.

         c) Omitted pursuant to the no action letters referred to in the first paragraph of Item 1 of this report.

ITEM 13. Certain Relationships and Related Transactions.

         There is nothing to report with regard to this item.

ITEM 14. Controls and Procedures

         Not required by Item 307 of Regulation S-K.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         a)  Listed below are the documents filed as part of this report:

                  Exhibit 99.1 Annual Servicer's Certificate

                  Exhibit 99.2 The Monthly Reports for the due periods ending in November 2002 and December 2002 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on December 26, 2002, as amended by the Form 8-K/A filed with the Commission on March 7, 2003, and January 30, 2003, respectively.

                  Exhibit 99.3 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.4 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)  Reports on Form 8-K:

             The following current reports on Form 8-K were filed for the fourth quarter of 2002:

            MONTHLY REPORT                        DATE OF REPORT
            November 2002                         December 26, 2002
            December 2002                         January 30, 2002, as
                                                  amended by the Form 8-K/A
                                                  filed with the Commission
                                                  on March 7, 2003

         c) Omitted pursuant to the no action letters referred to in the first paragraph of Item 1 of this report.

         d) Omitted pursuant to the no action letters referred to in the first paragraph of Item 1 of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2003                    FIRST NATIONAL MASTER NOTE TRUST

                                         By: First National Bank of Omaha,
                                             As Servicer of First National
                                             Master Note Trust

                                         By: /s/ Jean L. Koenck
                                             -----------------------------------
                                             Jean L. Koenck, Vice President

Dated: April 14, 2003                    FIRST NATIONAL FUNDING LLC

                                         By: First National Funding Corporation,
                                             Managing Member, as Transferor


                                         By: /s/ Jean L. Koenck
                                             -----------------------------------
                                             Jean L. Koenck,
                                             Senior Vice President

                                  CERTIFICATION

         I, Jean L. Koenck, certify that:

         1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of First National Master Note Trust;

         2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading as of the last day of the period covered by this annual report.

         3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports.

         4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement.


Date:  April 14, 2003

/s/ Jean L. Koenck
-----------------------------------------------------
Jean L. Koenck
Vice President, First National Bank of Omaha