Form 10-K
period 2003-12-31
FIRST NATIONAL FUNDING LLC
filed 2004-03-30
CIK 1171040

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2003

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from       to

                       Commission File Number: 000- 50139

                        FIRST NATIONAL MASTER NOTE TRUST
             (Exact name of registrant as specified in its charter)

               Nebraska                               Not Applicable
   ------------------------------          ---------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)


          1620 Dodge Street, Stop Code 3198, Omaha, Nebraska 68197-3198
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (402) 341-0500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                               Title of Each Class
                 Series 2002-1 Asset Backed Notes, Class A Notes Series 2002-1 Asset Backed Notes, Class B Notes Series 2002-1 Asset Backed Notes, Class C Notes Series 2003-1 Asset Backed Notes, Class A Notes Series 2003-1 Asset Backed Notes, Class B Notes Series 2003-1 Asset Backed Notes, Class C Notes Series 2003-2 Asset Backed Notes, Class A Notes Series 2003-2 Asset Backed Notes, Class B Notes Series 2003-2 Asset Backed Notes, Class C Notes

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [ ] NO [X]

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: $ 0.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents have been incorporated by reference into this Form 10-K.

                                TABLE OF CONTENTS

                                   PART I

Item  1.  Business                                                            4
Item  2.  Properties                                                          5
Item  3.  Legal Proceedings                                                   5
Item  4.  Submission of Matters to a Vote of Security Holders                 5

                                   PART II

Item  5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters                                                 5
Item  6.  Selected Financial Data                                             6
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           6
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          6
Item  8.  Financial Statements and Supplementary Data                         6
Item  9.  Changes in and Disagreements With Accountants on Accounting
          And Financial Disclosure                                           16
Item 9A.  Controls and Procedures                                            16

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant                 16
Item 11.  Executive Compensation                                             16
Item 12.  Security Ownership of Certain Beneficial Owners and Management     16
Item 13.  Certain Relationships and Related Transactions                     17
Item 14.  Principal Accounting Fees and Services                             17

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    17

SIGNATURES                                                                   19

EXHIBIT 23.1                                                                 20
EXHIBIT 31.1                                                                 21
EXHIBIT 32.2                                                                 22
EXHIBIT 32.2                                                                 23
EXHIBIT 99.1                                                                 24

                                     PART I

         In no-action letters issued to a variety of issuers of pass-through securities representing ownership interests in trusts whose principal assets are receivables generated under consumer credit accounts owned by the financial and retailing institutions which established such trusts, the Division of Corporation Finance has stated that it would not raise any objection if the servicer of the trust, on behalf of the trust, files its Annual Report on Form 10-K in accordance with a specified format. See, e.g., Sears Credit Account Master Trust II (August 24, 1995); Mercantile Credit Card Master Trust (August 23, 1995); Banc One Credit Card Master Trust (May 26, 1995); Household Affinity Credit Card Master Trust I (April 29, 1994); Sears Credit Account Master Trust I (December 23, 1993); First Deposit Master Trust (December 23, 1993); Discover Card Trust 1993 B (April 9, 1993); Prime Credit Master Trust (January 29, 1993); Private Label Credit Card Master Trust (May 20, 1992); and Chase Manhattan Credit Card Trust 1990-A (March 22, 1991).

         First National Master Note Trust (the "Trust") has prepared and filed this Annual Report on Form 10-K in substantially the form to which the Division of Corporation Finance, in the no-action letters referred to above, has stated that it would not object.

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

         On October 24, 2002, the Trust issued: $332,000,000 Class A Notes, Series 2002-1 Asset Backed Notes; $31,000,000 Class B Notes, Series 2002-1 Asset Backed Notes; and $37,000,000 Class C Notes, Series 2002-1 Asset Backed Notes. These notes were publicly issued pursuant to the prospectus supplement dated October 16, 2002 and the prospectus dated October 16, 2002.

         On December 30, 2002, the Trust issued: $136,125,000 Series 2002-2 Floating Rate Class A Asset Backed Notes and $13,875,000 Series 2002-2 Floating Rate Class B Asset Backed Notes. These notes were privately placed. These notes were retired in December 2003.

         On March 20, 2003, the Trust issued: $415,000,000 Class A Notes, Series 2003-1 Asset Backed Notes; $38,750,000 Class B Notes, Series 2003-1 Asset Backed Notes; and $46,250,000 Class C Notes, Series 2003-1 Asset Backed Notes. These notes were publicly issued pursuant to the prospectus supplement dated March 13, 2003 and the prospectus dated March 13, 2003.

         On November 17, 2003, the Trust issued: $411,250,000 Class A Notes, Series 2003-2 Asset Backed Notes; $40,000,000 Class B Notes, Series 2003-2 Asset Backed Notes; and $48,750,000 Class C Notes, Series 2003-2 Asset Backed Notes. These notes were publicly issued pursuant to the prospectus supplement dated November 4, 2003 and the prospectus dated November 4, 2003.

         On December 17, 2003, the Trust issued: $80,775,000 Class A-1 Asset Backed Notes, VFN Series 2003-3; $32,310,000 Class A-2 Asset Backed Notes, VFN Series 2003-3; $9,225,000 Class B-1 Asset Backed Notes, VFN Series 2003-3; and $3,690,000 Class B-2 Asset Backed Notes, VFN Series 2003-3. These notes were privately placed. The maximum outstanding principal amount of these Notes may vary from time to time, up to $224,375,000 for the Class A-1 Notes, up to $89,750,000 for the Class A-2 Notes, up to $25,625,000 for the Class B-1 Notes and up to $10,250,000 for the Class B-2 Notes.

ITEM 2. Properties.

         The property of the Trust includes, and will include, a portfolio of Receivables and/or collateral certificates representing a beneficial interest in Receivables generated from time to time by certain designated eligible Accounts owned by First National Bank of Omaha, all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any series credit enhancement provided for any particular series or class of notes. Pursuant to the Indenture and pursuant to the related amended and restated pooling and servicing agreement and transfer and servicing agreement, each month the servicer prepares a monthly report (the "Monthly Report") containing information regarding the Trust's notes and assets for the prior month and the related payment dates for the notes. First National Bank of Omaha, as servicer, has executed the Annual Servicer's Certificate regarding its servicing activities which is attached hereto as Exhibit 99.1.

ITEM 3. Legal Proceedings.

         There is nothing to report with regard to this item.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         There is nothing to report with regard to this item.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

         To the best knowledge of the Trust, there are secondary sales of the Trust's Series 2002-1 Asset Backed Notes, Class A Notes; Series 2002-1 Asset Backed Notes, Class B Notes; Series 2002-1 Asset Backed Notes, Class C Notes; Series 2003-1 Asset Backed Notes, Class A Notes; Series 2003-1 Asset Backed Notes, Class B Notes; Series 2003-1 Asset Backed Notes, Class C Notes; Series 2003-2 Asset Backed Notes, Class A Notes; Series 2003-2 Asset Backed Notes, Class B Notes; and Series 2003-2 Asset Backed Notes, Class C Notes, although the frequency of transactions varies substantially over time.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Omitted pursuant to the no-action letters referred to in the first paragraph of Part I of this report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

         There is nothing to report with regard to this item.

ITEM 8. Financial Statements and Supplementary Data.

FIRST NATIONAL MASTER
NOTE TRUST

Financial Statements as of and for the
Period Ended December 31, 2003 and 2002
and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the First National Master Note Trust and its Note Holders
First National Bank of Omaha
Omaha, Nebraska

We have audited the accompanying Statements of Assets and Liabilities of the First National Master Note Trust (the "Trust") as of December 31, 2003 and 2002, and the related Statements of Distributable Income for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the Trust at December 31, 2003 and 2002, and its distributable income for the years then ended on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP


Omaha, Nebraska
March 19, 2004

FIRST NATIONAL MASTER NOTE TRUST

STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 2003 AND 2002

ASSETS                                            2003                 2002
Cash available for distribution              $   43,353,139       $    6,675,016
Credit card receivables                       1,659,000,000          500,000,000
                                             --------------       --------------
         Total assets                        $1,702,353,139       $  506,675,016
                                             ==============       ==============

LIABILITIES

Income to be distributed                     $   43,353,139       $    6,675,016

Asset-backed notes:
   Series 2002-1                                400,000,000          400,000,000
   Series 2002-2                                          -          100,000,000
   Series 2003-1                                500,000,000                    -
   Series 2003-2                                500,000,000                    -
   Series 2003-3                                259,000,000                    -
                                             --------------       --------------

         Total asset-backed notes             1,659,000,000          500,000,000
                                             --------------       --------------

         Total liabilities                   $1,702,353,139       $  506,675,016
                                             ==============       ==============

See notes to financial statements.

FIRST NATIONAL MASTER NOTE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                    2003                 2002
Distributable Income:                                          $1,281,554,115       $   94,868,601
   Allocable to principal                                         183,124,321           17,920,433
                                                               --------------       --------------
   Allocable to interest

         Distributable income                                   1,464,678,436          112,789,034

Income Distributed:
   Distribution of principal to purchase new receivables        1,281,554,115           94,868,601
   Interest paid on asset-backed notes                             12,284,226            1,212,733
   Servicing fees                                                  16,060,979            1,161,644
   Distribution to purchase new receivables for amounts
     previously written off                                        59,990,899            4,917,288
   Distribution on transferor's interest                           51,435,078            3,953,752
                                                               --------------       --------------

         Income distributed                                     1,421,325,297          106,114,018
                                                               --------------       --------------

Excess of distributable income over income distributed         $   43,353,139       $    6,675,016
                                                               ==============       ==============

See notes to financial statements.

FIRST NATIONAL MASTER NOTE TRUST

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

         The financial statements of the Trust are prepared on a cash basis of accounting. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions are recognized when paid rather than when the obligation is incurred. The statement of assets and liabilities arising from cash transactions as of December 31, 2003 and 2002 reflects the amounts to be distributed on January 15, 2004 and 2003, respectively, which represents the distribution of income received by the Trust for the period October 24, 2002 through December 31, 2002 and December 1, 2003 through December 31, 2003, respectively.

2.       PRINCIPAL AND INTEREST PAYMENT

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

3.       ASSET-BACKED NOTES

         The Trust may issue from time to time asset-backed notes in one or more series, which will consist of one or more classes of notes, secured by the Collateral Certificate. As of December 31, 2003 and 2002, the Trust had issued and had outstanding the following floating rate notes:

                            DECEMBER 31, 2003                 DECEMBER 31, 2002
                            -----------------                 -----------------\
                                         % OF TRUST                        % OF TRUST
   DESCRIPTION          $ ISSUED         PORTFOLIO         $ ISSUED        PORTFOLIO
2003:
   Series 2003-1      $500,000,000        30.14%         $          -         0.00%
   Series 2003-2       500,000,000        30.14                     -         0.00
   Series 2003-3       259,000,000        15.61                     -         0.00
   Series 2002-1       400,000,000        24.11           400,000,000        80.00
   Series 2002-2                 -         0.00 (1)       100,000,000        20.00

(1) Series 2002-2 was terminated and paid in full during December 2003.

Series are either publicly issued or privately placed. The following table summarizes the method of issuance for each series:

                                          DATE OF PROSPECTUS
                                            AND PROSPECTUS
SERIES          METHOD OF ISSUANCE            SUPPLEMENT
                ------------------            ----------
2002-1          Publicly issued            October 16, 2002
2002-2          Privately placed                  -
2003-1          Publicly issued            March 13, 2003
2003-2          Publicly issued            November 4, 2003
2003-3          Privately placed                  -

The following table summarizes the maturity dates and interest rates as of December 31:

                                      SERIES 2002-1         SERIES 2002-2         SERIES 2003-1
                                      -------------         -------------         -------------
               TYPE                       TERM                 CONDUIT                TERM
2003:

Expected final distribution date  October 17, 2005 (1)            -            March 15, 2006 (3)

Scheduled Class A payment date              -           December 31, 2006 (2)           -

Interest rates:
   Class A                             LIBOR + .11             CP + .37            LIBOR + .10
   Class B                             LIBOR + .40            CP + 1.00               2.76%
   Class C                            LIBOR + 1.12                -               LIBOR + 1.60

2002:

Expected final distribution date  October 17, 2005 (1)            -                     -

Scheduled Class A payment date              -           December 31, 2006 (2)           -

Interest rates:
   Class A                             LIBOR + .11             CP + .37                 -
   Class B                             LIBOR + .40            CP + 1.00                 -
   Class C                            LIBOR + 1.12                -                     -

                                      SERIES 2003-2          SERIES 2003-3
                                      -------------          -------------
               TYPE                        TERM                 CONDUIT
2003:

Expected final distribution date  November 15, 2006 (4)            -

Scheduled Class A payment date              -            December 31, 2008 (5)

Interest rates:
   Class A                             LIBOR + .11             CP + .27
   Class B                                3.08%                CP + 1.22
   Class C                                3.70%                    -

2002:

Expected final distribution date            -                      -

Scheduled Class A payment date              -                      -

Interest rates:
   Class A                                  -                      -
   Class B                                  -                      -
   Class C                                  -                      -

(1) Notes are scheduled to pay down beginning October 1, 2004. However, the number of months required to pay down Series 2002-1 is dependent upon the principal collections on the underlying credit card receivables, as described in Section 4.14 of the Series 2002-1 Indenture Supplement.

(2)      Series 2002-2 was terminated and paid in full during December 2003.

(3) Notes are scheduled to pay down beginning March 1, 2005. However, the number of months required to pay down Series 2003-1 is dependent upon the principal collections on the underlying credit card receivables, as described in Section 4.14 of the Series 2003-1 Indenture Supplement.

(4) Notes are scheduled to pay down beginning November 1, 2005. However, the number of months required to pay down Series 2003-2 is dependent upon the principal collections on the underlying credit card receivables, as described in Section 4.14 of the Series 2003-2 Indenture Supplement.

(5) The Class A and B notes of Series 2003-3 are paid sequentially with a twelve-month amortization period beginning December 1, 2007.

4.       FEDERAL INCOME TAXES

         The Trust is not taxable as a corporation for Federal income tax purposes. Accordingly, no provision for income taxes is reflected in the accompanying financial statements.

5.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Trust's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those technique are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

         The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Trust at December 31, 2003 and 2002. The information presented is based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

                                                 DECEMBER 31, 2003                         DECEMBER 31, 2002
                                                 -----------------                         -----------------
                                                                ESTIMATED                                   ESTIMATED
                                            CARRYING               FAIR                CARRYING                FAIR
                                             AMOUNT                VALUE                AMOUNT                VALUE
Financial assets:
   Cash available for distribution       $   43,353,139       $   43,353,139       $    6,675,016       $    6,675,016
   Credit card receivables                1,659,000,000        1,788,070,200          500,000,000          538,300,000

Financial liabilities:
   Income to be distributed              $   43,353,139       $   43,353,139       $    6,675,016       $    6,675,016
   Asset-backed notes                     1,659,000,000        1,659,000,000          500,000,000          500,000,000

         The following methods and assumptions were used in estimating fair value disclosures for the Trust's financial instruments:

         CASH AVAILABLE FOR DISTRIBUTION AND INCOME TO BE DISTRIBUTED - The carrying amounts of these financial instruments approximate fair values due to the short-term nature of these instruments.

         CREDIT CARD RECEIVABLES - The fair values of the Trust's credit card receivables have been estimated using two methods: 1) the carrying amounts of short-term and variable rate loans approximate fair values excluding certain credit card loans which are tied to an index floor; and 2) for small amounts of fixed rate loans, discounting of projected future cash flows. When using the discounting method, loans are pooled in homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at year end.

         ASSET-BACKED NOTES - The carrying amounts of asset-backed notes approximate the fair values because the notes carry variable interest rates.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         There is nothing to report with regard to this item.

ITEM 9A. Controls and Procedures.

         Not required by Items 307 and 308 of Regulation S-K.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         Omitted pursuant to the no-action letters referred to in the first paragraph of Part I of this report and not required by Instruction 3 to Item 406 of Regulation S-K.

ITEM 11. Executive Compensation.

         Omitted pursuant to the no-action letters referred to in the first paragraph of Part I of this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         a) Each publicly offered class of the Trust's notes is represented by one or more notes registered in the name of Cede, the nominee of DTC. An investor holding an interest in such classes of notes is not entitled to receive a note representing such interest except in limited circumstances set forth in the Indenture. Accordingly, Cede is the sole holder of record of such notes, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold notes for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

         b) Omitted pursuant to the no-action letters referred to in the first paragraph of Part I of this report.

         c) Omitted pursuant to the no-action letters referred to in the first paragraph of Part I of this report.

         Information required by Item 201(d) of Regulation S-K omitted because the notes are not issued under equity compensation plans.

ITEM 13. Certain Relationships and Related Transactions.

         There is nothing to report with regard to this item.

ITEM 14. Principal Accounting Fees and Services.

         Omitted pursuant to the Instruction to Item 14 of Form 10-K.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         a)       Listed below are the documents filed as part of this report:

                  1) All financial statements are included in Item 8 of this report.

                  2)  Exhibit 23.1   Consent of Deloitte & Touche LLP

                      Exhibit 31.1 Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

                      Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      Exhibit 99.1   Annual Servicer's Certificate.

                      Exhibit 99.2 Monthly Reports for the due periods beginning in January 2003 and ending in December 2003 are incorporated by reference from the Trust's Current Reports on Form 8-K filed with the Commission on the following dates: March 6, 2003; March 26, 2003; April 24, 2003; May 27, 2003; June
                                     26, 2003; July 23, 2003; August 20, 2003;
                                     September 25, 2003; October 20, 2003;
                                     November 19, 2003; December 18, 2003; and
                                     January 26, 2004 (Commission File No.
                                     000-50139).

         b)       Reports on Form 8-K:

                  The following Current Reports on Form 8-K were filed during the fourth quarter of 2002:

            ITEMS REPORTED                            DATE OF REPORT
            --------------                            --------------
Item 5:  Monthly Report, September 2003              October 20, 2003
Items 5 and 7:  Legal Opinions and Consent           November 10, 2003
regarding tax matters and legality of Series
2003-2 Asset Backed Notes, Classes A, B and C

Item 5:  Monthly Report, October 2003                November 19, 2003
Item 5:  Issuance of Series 2003-2 Asset Backed      November 19, 2003
Notes,
Classes A, B and C

Item 5:  Monthly Report, November 2003               December 18, 2003

         c) Included in Item 15(a)(2) of this report pursuant to Items 15(a)(3) and 15(c) of Form 10-K.

         d) Omitted pursuant to the no-action letters referred to in the first paragraph of Part I of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004             FIRST NATIONAL MASTER NOTE TRUST

                                  By:  First National Bank of Omaha,
                                       As Servicer of First National Master Note
                                       Trust

                                  By:  /s/ Jean L. Koenck
                                       --------------------------------------
                                       Jean L. Koenck, Vice President

Dated: March 29, 2004             FIRST NATIONAL FUNDING LLC, as Transferor

                                  By:  First National Funding Corporation,
                                       Managing Member

                                  By:  /s/ Jean L. Koenck
                                       --------------------------------------
                                       Jean L. Koenck, Senior Vice President