Form 10-K
period 2004-12-31
FIRST NATIONAL FUNDING LLC
filed 2005-03-31
CIK 1171040

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For fiscal year ended December 31, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from     to

                       Commission File Number: 000- 50139

                        FIRST NATIONAL MASTER NOTE TRUST
             (Exact name of registrant as specified in its charter)

                   Nebraska                              Not Applicable
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
                 or organization)

       1620 Dodge Street, Stop Code 3198, Omaha, Nebraska    68197-3198
       ----------------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

   No documents have been incorporated by reference into this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business                                                             4
Item 2.   Properties                                                           5
Item 3.   Legal Proceedings                                                    5
Item 4.   Submission of Matters to a Vote of Security Holders                  5

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                                  5
Item 6.   Selected Financial Data                                              6
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            6
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk           6
Item 8.   Financial Statements and Supplementary Data                          7
Item 9.   Changes in and Disagreements With Accountants on Accounting
          And Financial Disclosure                                            15
Item 9A.  Controls and Procedures                                             15

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  15
Item 11.  Executive Compensation                                              15
Item 12.  Security Ownership of Certain Beneficial Owners and Management      15
Item 13.  Certain Relationships and Related Transactions                      16
Item 14.  Principal Accounting Fees and Services                              16

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     16

SIGNATURES                                                                    18

EXHIBIT 23.1                                                                  19
EXHIBIT 31.1                                                                  20
EXHIBIT 32.1                                                                  21
EXHIBIT 32.2                                                                  22
EXHIBIT 99.1                                                                  23

                                     PART I

      In no-action letters issued to a variety of issuers of pass-through securities representing ownership interests in trusts whose principal assets are receivables generated under consumer credit accounts owned by the financial and retailing institutions which established such trusts, the Division of Corporation Finance has stated that it would not raise any objection if the servicer of the trust, on behalf of the trust, files the trust's Annual Report on Form 10-K in accordance with a specified format. See, e.g., Sears Credit Account Master Trust II (August 24, 1995); Mercantile Credit Card Master Trust (August 23, 1995); Banc One Credit Card Master Trust (May 26, 1995); Household Affinity Credit Card Master Trust I (April 29, 1994); Sears Credit Account Master Trust I (December 23, 1993); First Deposit Master Trust (December 23,
1993); Discover Card Trust 1993 B (April 9, 1993); Prime Credit Master Trust (January 29, 1993); Private Label Credit Card Master Trust (May 20, 1992); and Chase Manhattan Credit Card Trust 1990-A (March 22, 1991). This Annual Report on Form 10-K is in substantially the form to which the Division of Corporation Finance, in the no-action letters referred to above, has stated that it would not object.

ITEM 1. Business.

      The First National Master Note Trust (the "Trust") was formed for the purpose of issuing, from time to time, asset-backed notes under the Master Indenture dated as of October 24, 2002 (as supplemented from time to time, the "Indenture") between the Trust and The Bank of New York (the "Indenture Trustee") and one or more supplements thereto. The property of the Trust includes, and will include, a portfolio of receivables and/or collateral certificates representing a beneficial interest in receivables (collectively, the "Receivables") generated from time to time by certain designated eligible VISA and Mastercard credit card accounts (collectively, the "Accounts") owned by First National Bank of Omaha, all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any series credit enhancement provided for any particular series or class of notes.

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

      On December 17, 2003, the Trust issued the VFN Series 2003-3 Asset Backed Notes. These notes were privately placed. The outstanding principal amount of these Notes may vary from time to time, up to $224,375,000 for the Class A-1 Notes, up to $89,750,000 for the Class A-2 Notes, up to $25,625,000 for the Class B-1 Notes and up to $10,250,000 for the Class B-2 Notes.

      On June 15, 2004, the Trust issued the VFN Series 2004-1 Asset Backed Notes. These notes were privately placed. The outstanding principal amount of these notes may vary from time to time, up to $246,750,000 for the Class A Notes, up to $24,000,000 for the Class B Notes and up to $29,250,000 for the Class C Notes.

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


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the First National Master Note Trust and its Note Holders
First National Bank of Omaha
Omaha, Nebraska

We have audited the accompanying statements of assets and liabilities arising from cash transactions of the First National Master Note Trust (the "Trust") as of December 31, 2004, 2003 and 2002, and the related statements of distributable income arising from cash transactions for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the Trust at December 31, 2004, 2003 and 2002 and its distributable income for the years then ended on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP

March 25, 2005

FIRST NATIONAL MASTER NOTE TRUST

STATEMENTS OF ASSETS AND LIABILITIES ARISING FROM CASH TRANSACTIONS DECEMBER 31, 2004 AND 2003

                                                       2004               2003
                                                  --------------     --------------
ASSETS

Cash available for distribution                   $   28,315,763     $   43,353,139

Credit card receivables                            1,859,000,000      1,659,000,000
                                                  --------------     --------------
           Total assets                           $1,887,315,763     $1,702,353,139
                                                  ==============     ==============

LIABILITIES

Income to be distributed                          $   28,315,763     $   43,353,139

Asset-backed notes:
  Series 2002-1                                      400,000,000        400,000,000
  Series 2003-1                                      500,000,000        500,000,000
  Series 2003-2                                      500,000,000        500,000,000
  Series 2003-3                                      259,000,000        259,000,000
  Series 2004-1                                      200,000,000                  -
                                                  --------------     --------------
           Total asset-backed notes                1,859,000,000      1,659,000,000
                                                  --------------     --------------
           Total liabilities                      $1,887,315,763     $1,702,353,139
                                                  ==============     ==============

See notes to cash basis financial statements.

FIRST NATIONAL MASTER NOTE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME ARISING FROM CASH TRANSACTIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                      2004               2003               2002
                                                                 --------------     --------------     --------------
Distributable Income:
  Allocable to principal                                         $2,508,587,685     $1,281,554,115     $   94,868,601
  Allocable to interest                                             303,681,339        183,124,321         17,920,433
                                                                 --------------     --------------     --------------
           Distributable income                                   2,812,269,024      1,464,678,436        112,789,034

Income Distributed:
  Distribution of principal to purchase new receivables           2,508,587,685      1,281,554,115         94,868,601
  Interest paid on asset-backed notes                                28,711,102         12,284,226          1,212,733
  Servicing fees paid for First National Bank of Omaha               31,664,590         16,060,979          1,161,644
  Distribution to purchase new receivables for amounts
    previously written off                                          127,361,924         59,990,899          4,917,288
  Distribution on transferor's interest                              87,627,960         51,435,078          3,953,752
                                                                 --------------     --------------     --------------
           Income distributed                                     2,783,953,261      1,421,325,297        106,114,018
                                                                 --------------     --------------     --------------
Excess of distributable income over income distributed           $   28,315,763     $   43,353,139     $    6,675,016
                                                                 ==============     ==============     ==============

See notes to cash basis financial statements.

FIRST NATIONAL MASTER NOTE TRUST

NOTES TO CASH BASIS FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

      The financial statements of the Trust are prepared on a cash basis of accounting. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions are recognized when paid rather than when the obligation is incurred. The statement of assets and liabilities arising from cash transactions as of December 31, 2004 and 2003 reflects the amounts to be distributed on January 15, 2005 and 2004, respectively, which represents the distribution of income received by the Trust for the period December 1, 2004 through December 31, 2004 and December 1, 2003 through December 31, 2003, respectively.

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

3. ASSET-BACKED NOTES

      The Trust may issue from time to time asset-backed notes in one or more series, which will consist of one or more classes of notes, secured by the Collateral Certificate. As of December 31, 2004 and 2003, the Trust had issued and had outstanding the following floating rate notes:

                                    DECEMBER 31, 2004               DECEMBER 31, 2003
                               ---------------------------    ----------------------------
                                                % OF TOTAL                      % OF TOTAL
  DESCRIPTION                    $ ISSUED         ISSUED          $ ISSUED        ISSUED
  -----------                  --------------   ----------    --------------    ----------
  Series 2002-1                $  400,000,000     21.52%      $  400,000,000       24.11%
  Series 2003-1                   500,000,000     26.90          500,000,000       30.14
  Series 2003-2                   500,000,000     26.90          500,000,000       30.14
  Series 2003-3                   259,000,000     13.93          259,000,000       15.61
  Series 2004-1                   200,000,000     10.75                    -        0.00
                               --------------     -----       --------------       -----
Total Issued                   $1,859,000,000       100%      $1,659,000,000         100%
                               ==============     =====       ==============       =====

      Series are either publicly issued or privately placed. The following table summarizes the method of issuance for each series:

                                          DATE OF PROSPECTUS
                                            AND PROSPECTUS
SERIES              METHOD OF ISSUANCE       SUPPLEMENT
------              ------------------    ------------------
2002-1               Publicly issued      October 16, 2002
2003-1               Publicly issued      March 13, 2003
2003-2               Publicly issued      November 4, 2003
2003-3               Privately placed             -
2004-1               Privately placed             -

The following table summarizes the maturity dates and interest rates as of December 31:

                           SERIES 2002-1        SERIES 2003-1         SERIES 2003-2            SERIES 2003-3        SERIES 2004-1
                        --------------------  ------------------  ---------------------    ---------------------  -----------------
      TYPE (1)                  TERM                 TERM                  TERM                   CONDUIT             CONDUIT
2004:

Expected principal
 payment date           October 17, 2005 (2)  March 15, 2006 (3)  November 15, 2006 (4)              -                   -

Scheduled Class A
 payment date                    -                    -                     -              December 31, 2008 (5)  July 15, 2010 (6)

Interest rates:
  Class A                   LIBOR* + .11         LIBOR + .10           LIBOR + .11               CP** + .27               CP
  Class B                   LIBOR + .40             2.76%                 3.08%                  CP + 1.22            CP + .09
  Class C                   LIBOR + 1.12         LIBOR + 1.60             3.70%                      -                CP + .30

2003:

Expected principal
 payment date           October 17, 2005 (2)  March 15, 2006 (3)  November 15, 2006 (4)              -                   -

Scheduled Class A
 payment date                    -                    -                     -              December 31, 2008 (5)         -

Interest rates:
  Class A                   LIBOR + .11          LIBOR + .10           LIBOR + .11                CP + .27               -
  Class B                   LIBOR + .40             2.76%                 3.08%                  CP + 1.22               -
  Class C                   LIBOR + 1.12         LIBOR + 1.60             3.70%                      -                   -

(1) In a conduit securitization, the Company's loans are converted into securities and sold to commercial paper issuers which pool the securities with those of other issuers. The amount securitized in a conduit structure is allowed to fluctuate within the terms of the facility. Term securitization structures are for a fixed amount and a fixed term.

(2) Collections of the underlying principal receivables required to pay the Notes on the expected principal payment date were scheduled to be deposited into a trust account for the note holders beginning on October 1, 2004, however these deposits have been delayed until August 1, 2005 as permitted by Section 4.14 of the Series 2002-1 Indenture Supplement.

(3) Collections of the underlying principal receivables required to pay the Notes on the expected principal payment date were scheduled to be deposited into a trust account for the note holders beginning on March 1, 2005, except that these deposits have been delayed until January 1, 2006 as permitted by Section 4.14 of the Series 2003-1 Indenture Supplement.

(4) Collections of the underlying principal receivables required to pay the Notes on the expected principal payment date were scheduled to be deposited into a trust account for the note holders beginning on November 1, 2005, except that these deposits may begin at a later date if permitted by Section 4.14 of the Series 2003-2 Indenture Supplement.

(5) The Class A and B notes of Series 2003-3 are paid sequentially with a twelve-month scheduled amortization period beginning December 1, 2007.

(6) The Class A, B, and C notes of Series 2004-1 are paid sequentially with a twelve-month scheduled amortization period beginning July 1, 2009.

 *    London Interbank Offered Rate.

**    Commercial Paper.

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

      The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Trust at December 31, 2004 and 2003. The information presented is based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

                                         DECEMBER 31, 2004                     DECEMBER 31, 2003
                                -----------------------------------   -----------------------------------
                                                       ESTIMATED                             ESTIMATED
                                   CARRYING              FAIR            CARRYING              FAIR
                                    AMOUNT               VALUE            AMOUNT               VALUE
                                ---------------    ----------------   --------------     ----------------
Financial assets:
  Cash available for
    distribution                $    28,315,763    $     28,315,763   $   43,353,139     $     43,353,139
  Credit card receivables         1,859,000,000       1,859,000,000    1,659,000,000        1,788,070,200

Financial liabilities:
  Income to be distributed      $    28,315,763    $     28,315,763   $   43,353,139     $     43,353,139
  Asset-backed notes              1,859,000,000       1,859,000,000    1,659,000,000        1,659,000,000

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

                  Exhibit 31.1     Certification pursuant to Rule
                                   13a-14 of the Securities Exchange
                                   Act of 1934.

                  Exhibit 32.1     Certification pursuant to 18 U.S.C.
                                   Section 1350, as adopted pursuant to Section
                                   906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.2     Certification pursuant to 18 U.S.C.
                                   Section 1350, as adopted pursuant to Section
                                   906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.1     Annual Servicer's Certificate.

                  Exhibit 99.2 Monthly Reports for the due periods beginning in January 2004 and ending in December 2004 are incorporated by reference from the Trust's Current Reports on Form 8-K filed with the Commission on the following dates:
                                   March 1, 2004; March 22, 2004; April 21,
                                   2004; May 21, 2004; June 24, 2004; July 21,
                                   2004; August 25, 2004; September 21, 2004;
                                   October 20, 2004; November 23, 2004; December 29, 2004; and January 24, 2005 (Commission File No. 000-50139).

      b)    Reports on Form 8-K:

            The following Current Reports on Form 8-K were filed during the fourth quarter of 2004:

                   ITEMS REPORTED                             DATE OF REPORT
                   --------------                             --------------
Items 8.01 and 9.01:  Monthly Report, September 2004        October 20, 2004

Items 8.01 and 9.01:  Monthly Report, October 2004          November 23, 2004

Items 8.01 and 9.01:  Monthly Report, November 2004         December 29, 2004

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

Dated: March 30, 2005             FIRST NATIONAL MASTER NOTE TRUST

                                  By: First National Bank of Omaha,
                                      As Servicer of First National Master Note
                                      Trust

                                  By: /s/ Matthew W. Lawver
                                      ----------------------------------------
                                      Matthew W. Lawver, Senior Vice President

Dated: March 30, 2005             FIRST NATIONAL FUNDING LLC, as Transferor

                                  By: First National Funding Corporation,
                                      Managing Member

                                  By: /s/ Matthew W. Lawver
                                      ----------------------------------------
                                      Matthew W. Lawver, President