Form 10-K
period 2005-12-31
FIRST NATIONAL FUNDING LLC
filed 2006-03-30
CIK 1171040

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For fiscal year ended December 31, 2005

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from     to

                        Commission File Number: 000-50139

                        FIRST NATIONAL MASTER NOTE TRUST
             (Exact name of registrant as specified in its charter)

        Nebraska                                        Not Applicable
------------------------------                  --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

        1620 Dodge Street, Stop Code 3198, Omaha, Nebraska    68197-3198
       ------------------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

                                 (402) 341-0500
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer [ ]   Accelerated filer [ ]  Non-accelerated
filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None.


                       DOCUMENTS INCORPORATED BY REFERENCE

        No documents have been incorporated by reference into this Form 10-K.

================================================================================

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

      On October 24, 2002, the Trust issued: $332,000,000 Class A Notes, Series 2002-1 Asset Backed Notes; $31,000,000 Class B Notes, Series 2002-1 Asset Backed Notes; and $37,000,000 Class C Notes, Series 2002-1 Asset Backed Notes. These notes were publicly issued pursuant to the prospectus supplement dated October 16, 2002 and the prospectus dated October 16, 2002. These notes were retired in October 2005.

      On December 30, 2002, the Trust issued: $136,125,000 Series 2002-2 Floating Rate Class A Asset Backed Notes and $13,875,000 Series 2002-2 Floating Rate Class B Asset Backed Notes. These notes were privately placed. These notes were retired in December 2003.

      On March 20, 2003, the Trust issued: $415,000,000 Class A Notes, Series 2003-1 Asset Backed Notes; $38,750,000 Class B Notes, Series 2003-1 Asset Backed Notes; and $46,250,000 Class C Notes, Series 2003-1 Asset Backed Notes. These notes were publicly issued pursuant to the prospectus supplement dated March 13, 2003 and the prospectus dated March 13, 2003. These notes were retired in March 2006.

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

      On October 17, 2005, the Trust issued the VFN Series 2005-1 Asset Backed Notes. These notes were privately placed. The outstanding principal amount of these notes may vary from time to time, up to $541,500,000 for the Class A Notes and up to $58,500,000 for the Class B Notes.

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

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

      To the best knowledge of the Trust, there are secondary sales of the Trust's Series 2003-2 Asset Backed Notes, Class A Notes; Series

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

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the First National Master Note Trust and its Note Holders
First National Bank of Omaha
Omaha, Nebraska

We have audited the accompanying statements of assets and liabilities arising from cash transactions of the First National Master Note Trust (the "Trust") as of December 31, 2005 and 2004, and the related statements of distributable income arising from cash transactions for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the Trust at December 31, 2005 and 2004, and its distributable income for each of the three years in the period ended December 31, 2005 on the basis of accounting described in Note 1.

/s/  Deloitte & Touche LLP
Omaha, Nebraska
March 22, 2006

FIRST NATIONAL MASTER NOTE TRUST

STATEMENTS OF ASSETS AND LIABILITIES ARISING FROM CASH TRANSACTIONS DECEMBER 31, 2005 AND 2004

                                             2005               2004
ASSETS

Cash available for distribution        $      2,274,946   $     28,315,763

Credit card receivables                   1,850,000,000      1,859,000,000
                                       ----------------   ----------------

            Total assets               $  1,852,274,946   $  1,887,315,763
                                       ================   ================
LIABILITIES

Income to be distributed               $      2,274,946   $     28,315,763

Asset-backed notes:
  Series 2002-1                                       -        400,000,000
  Series 2003-1                             500,000,000        500,000,000
  Series 2003-2                             500 000 000        500 000 000
  Series 2003-3                             140,000,000        259,000,000
  Series 2004-1                             210,000,000        200,000,000
  Series 2005-1                             500,000,000                  -
                                       ----------------   ----------------

            Total asset-backed notes      1,850,000,000      1,859,000,000
                                       ----------------   ----------------

            Total liabilities          $  1,852,274,946   $  1,887,315,763
                                       ================   ================

See notes to cash basis financial statements.

FIRST NATIONAL MASTER NOTE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME ARISING FROM CASH TRANSACTIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                               2005                2004              2003
Distributable Income:
  Allocable to principal                                 $  2,719,171,427   $  2,508,587,685   $  1,281,554,115
  Allocable to interest                                       335,095,911        303,681,339        183,124,321
                                                         ----------------   ----------------   ----------------

             Distributable income                           3,054,267,338      2,812,269,024      1,464,678,436

Income Distributed:
  Distribution of principal to purchase new
    receivables                                             2,719,171,427      2,508,587,685      1,281,554,115
  Interest paid on asset-backed notes                          62,401,124         28,711,102         12,284,226
  Servicing fees paid for First National Bank
    of Omaha                                                   36,162,907         31,664,590         16,060,979
  Distribution to purchase new receivables
    for amounts previously written off                        156,620,276        127,361,924         59,990,899
  Distribution on transferor's interest                        77,636,658         87,627,960         51,435,078
                                                         ----------------   ----------------   ----------------

             Income distributed                             3,051,992,392      2,783,953,261      1,421,325,297
                                                         ----------------   ----------------   ----------------

Excess of distributable income over income distributed   $      2,274,946   $     28,315,763   $     43,353,139
                                                         ================   ================   ================

See notes to cash basis financial statements.

FIRST NATIONAL MASTER NOTE TRUST

NOTES TO CASH BASIS FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

1.    GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            First National Master Note Trust (the "Trust") was created to acquire interests in credit card receivables and related assets for the purpose of issuing asset-backed notes under the Master Indenture dated October 24, 2002 between First National Master Note Trust and The Bank of New York, and one or more supplements thereto.

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

            The financial statements of the Trust are prepared on a cash basis of accounting. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions are recognized when paid rather than when the obligation is incurred. The statement of assets and liabilities arising from cash transactions as of December 31, 2005 and 2004 reflects the amounts to be distributed on January 15, 2006 and 2005, respectively, which represents the distribution of income received by the Trust for the period December 1, 2005 through December 31, 2005 and December 1, 2004 through December 31, 2004, respectively.

2.    CREDIT CARD RECEIVABLES

            Credit card receivables for the Trust is in the form of a Collateral Certificate issued by First Bankcard Master Credit Card Trust (the "Receivables Trust") representing an undivided interest in Visa and Mastercard credit card receivables and the earnings thereon originated by First National Bank of Omaha (the "Bank"), an affiliate of the Bank or acquired by the Bank or an affiliate. The Collateral Certificate serves as collateral for the asset-backed notes issued by the Trust.

3.    PRINCIPAL AND INTEREST PAYMENT

            Collections of principal from the undivided interest in the receivables are used to make principal distributions to note holders and to purchase new credit card receivables on a daily basis.

            Collections of finance charges, which includes interest, late fees, non-sufficient funds check fees, annual fees, recoveries of amounts previously written off, and association interchange, are used to pay interest to the note holders, pay servicing fees, purchase new credit card receivables equal to amounts written off during the month and maintain certain reserve and spread accounts. Excess finance charge collections, if any, are distributed to First National Funding LLC, a subsidiary of the Bank. The distribution date is the 15th day of each month (or the next following business day).

4.    ASSET-BACKED NOTES

            The Trust may issue from time to time asset-backed notes in one or more series, which will consist of one or more classes of notes, secured by the Collateral Certificate. As of December 31, 2005 and 2004, the Trust had issued and had outstanding the following floating rate notes:

                          DECEMBER 31, 2005                 DECEMBER 31, 2004
                   -------------------------------   ------------------------------
                                        % OF TOTAL                       % OF TOTAL
DESCRIPTION            $ ISSUED           ISSUED         $ ISSUED          ISSUED
   Series 2002-1   $              -         0.00%    $    400,000,000        21.52%
   Series 2003-1        500,000,000        27.03          500,000,000        26.90
   Series 2003-2        500,000,000        27.03          500,000,000        26.90
   Series 2003-3        140,000,000         7.56          259,000,000        13.93
   Series 2004-1        210,000,000        11.35          200,000,000        10.75
   Series 2005-1        500,000,000        27.03                    -            -
                   ----------------     --------     ----------------     --------
Total Issued       $  1,850,000,000          100%    $  1,859,000,000       100   %
                   ================     ========     ================     ========

Series are either publicly issued or privately placed. The following table summarizes the method of issuance for each series:

  2002-1        Publicly issued      October 16, 2002
  2003-1        Publicly issued      March 13, 2003
  2003-2        Publicly issued      November 4, 2003
  2003-3        Privately placed             -
  2004-1        Privately placed             -
  2005-1        Privately placed             -

The following table summarizes the maturity dates and interest rates as of December 31:

                          SERIES 2003-1         SERIES 2003-2            SERIES 2003-3       SERIES 2004-1        SERIES 2005-1
                        ------------------  ---------------------   ---------------------  -----------------  -------------------
      TYPE (1)                 TERM                 TERM                   CONDUIT              CONDUIT             CONDUIT
2005:

Expected principal
  payment date          March 15, 2006 (2)  November 15, 2006 (3)            -                   -                   -

Scheduled Class A
  payment date                   -                    -             December 31, 2008 (4)  July 15, 2010 (5)  October 15, 2011(6)

Interest rates:
 ClassA                    LIBOR* + .10           LIBOR+.ll               CP**+.27                CP                CP+.16
 ClassB                        2.76%                3.08%                 CP+1.22               CP+.09                 -
 ClassC                     LIBOR+1.60              3.70%                    -                  CP+.30               CP+.65

2004;

Expected principal
   payment date         March 15, 2006 (2)  November 15, 2006 (3)

Scheduled Class A
   payment date                  -                    -             December 31, 2008 (4)  July 15, 2010 (5)           -

Interest rates:
 ClassA                      LIBOR+.10            LIBOR+.ll                CP+.27                 CP                   -
 ClassB                        2.76%                3.08%                 CP+1.22               CP+.09                 -
 ClassC                     LIBOR+1.60              3.70%                    -                  CP+.30                 -

----------

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

(4) The Class A and B notes of Series 2003-3 are paid sequentially with a twelve-month scheduled amortization period beginning December 1, 2007.

(5) The Class A, B, and C notes of Series 2004-1 are paid sequentially with a twelve-month scheduled amortization period beginning July 1, 2009.

(6) The Class A and C notes of Series 2005-1 are paid sequentially with a twelve-month scheduled amortization period beginning October 1, 2010.

* London Interbank Offered Rate

** Commercial Paper

5.    FEDERAL INCOME TAXES

            The Trust is not taxable as a corporation for Federal income tax purposes. Accordingly, no provision for income taxes is reflected in the accompanying financial statements.

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

            The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Trust at December 31, 2005 and 2004. The information presented is based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

                                  DECEMBER 31, 2005                    DECEMBER 31, 2004
                         -----------------------------------   -----------------------------------
                                               ESTIMATED                             ESTIMATED
                             CARRYING             FAIR             CARRYING             FAIR
                              AMOUNT              VALUE             AMOUNT             VALUE
Financial assets:
 Cash available for
   distribution          $      2,274,946   $      2,274,946   $     28,315,763   $     28,315,763
 Credit card
   receivables           $  1,850,000,000   $  1,838,160,000      1,859,000,000      1,859,000,000

Financial liabilities:
 Income to be
   distributed           $      2,274,946   $      2,274,946   $     28,315,763   $     28,315,763
 Asset-backed
   notes                 $  1,850,000,000   $  1,850,000,000      1,859,000,000      1,859,000,000

The following methods and assumptions were used in estimating fair value disclosures for the Trust's financial instruments:

CASH AVAILABLE FOR DISTRIBUTION AND INCOME TO BE DISTRIBUTED - The carrying amounts of these financial instruments approximate fair values due to the short-term nature of these instruments.

CREDIT CARD RECEIVABLES - The fair values of the Trust's undivided interest in credit card receivables have been estimated using two methods: 1) the carrying amounts of short-term and variable rate loans approximate fair values excluding certain credit card loans which are tied to an index floor; and 2) for all other loans, discounting of projected future cash flows. When using the discounting method, loans are pooled in homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at year end.

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

            2)     Exhibit 23.1      Consent of Independent Registered
                                     Public Accounting Firm

                   Exhibit 31.1      Certification pursuant to
                                     Rule 13a-14 of the Securities
                                     Exchange Act of 1934.

                   Exhibit 32.1      Certification pursuant
                                     to 18 U.S.C. Section 1350, as adopted
                                     pursuant to Section 906 of the
                                     Sarbanes-Oxley Act of 2002.

                   Exhibit 32.2      Certification pursuant
                                     to 18 U.S.C. Section 1350, as adopted
                                     pursuant to Section 906
                                     of the Sarbanes-Oxley Act of 2002.

                   Exhibit 99.1      Annual Servicer's Certificate.

                   Exhibit 99.2 Monthly Reports for the due periods beginning in January 2005 and ending in December 2005 are incorporated by reference from the Trust's Current Reports on Form 8-K filed with the Commission on the following dates: February 28, 2005; March 30, 2005; April 26, 2005; May 24, 2005;
                                     June 24, 2005; July 29, 2005; August 23,
                                     2005; September 26, 2005; October 27, 2005;
                                     November 30, 2005; December 28, 2005 and
                                     January 31, 2006 (Commission File No.
                                     000-50139).

            b)    Reports on Form 8-K:

      The following Current Reports on Form 8-K were filed during the fourth quarter of 2005:

ITEMS REPORTED                                             DATE OF REPORT
--------------                                           -----------------
Items 8.01 and 9.01:  Monthly Report, September 2005     October 27, 2005
Items 8.01 and 9.01:  Monthly Report, October 2005       November 30, 2005
Items 8.01 and 9.01:  Monthly Report, November 2005      December 28, 2005

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

Dated:  March 29, 2006     FIRST NATIONAL MASTER NOTE TRUST

                           By:  First National Bank of Omaha,
                                As Servicer of First National Master
                                Note Trust

                           By:  /s/ Timothy D. Hart
                                ---------------------------------------
                                Timothy D. Hart, Senior Vice President,
                                Treasurer and Assistant Secretary

Dated:  March 29, 2006     FIRST NATIONAL FUNDING LLC, as Transferor

                           By:  First National Funding Corporation,
                                Managing Member

                           By:  /s/ Karlyn Knieriem
                                ---------------------------------------
                                Karlyn Knieriem, Senior Vice President
                                and Treasurer