Form 10-K
period 2008-12-31
FIRST NATIONAL FUNDING LLC; First National Master Note Trust
filed 2009-03-31
CIK 1171040, 1396730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For fiscal year ended December 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

             Commission File Number of Issuing Entity: 333-140273-01

                        FIRST NATIONAL MASTER NOTE TRUST
           (Exact name of Issuing Entity as specified in its charter)

                 Commission File Number of Depositor: 333-140273

                           FIRST NATIONAL FUNDING LLC
              (Exact name of Depositor as specified in its charter)

                          FIRST NATIONAL BANK OF OMAHA
               (Exact name of Sponsor as specified in its charter)

                            Nebraska                                              Not Applicable
(State or other jurisdiction of incorporation or organization of   (IRS Employer Identification No. of Issuing
                         Issuing Entity)                                             Entity)

1620 Dodge Street, Stop Code 3395, Omaha, Nebraska                    68197-3198
(Address of principal executive offices of Issuing Entity)            (Zip Code)

                                 (402) 341-0500
            (Issuing Entity's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

                               Title of Each Class

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [ ]                   Accelerated filer [ ]

          Non-accelerated filer [X]                Smaller reporting company [ ]
(Do not check if a smaller reporting company)

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

     Registrant does not have any voting or non-voting common equity held by non-affiliates as of the date of this report, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     No documents have been incorporated by reference into this Form 10-K.

                                     PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL
INSTRUCTION J TO FORM 10-K:

(A)  ITEM 1:  BUSINESS
(B)  ITEM 1A: RISK FACTORS
(C)  ITEM 2:  PROPERTIES
(D)  ITEM 3:  LEGAL PROCEEDINGS
(E)  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not Applicable.

                                    PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL
INSTRUCTION J TO FORM 10-K:

(F)  ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
              STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(G)  ITEM 6:  SELECTED FINANCIAL DATA

(H): ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATION
(I)  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(J)  ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(K)  ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE
(L)  ITEM 9A: CONTROLS AND PROCEDURES

ITEM 9A (T). CONTROLS AND PROCEDURES.

     Not Applicable.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL
INSTRUCTION J TO FORM 10-K:

(M)  ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(N)  ITEM 11: EXECUTIVE COMPENSATION
(O)  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(P)  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
              INDEPENDENCE
(Q)  ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     a)   Listed below are the documents filed as part of this report:

          1) Financial Statements. None. In accordance with General Instruction J to Form 10-K, the Financial Statements required by
               Item 8 of Form 10-K have been omitted.

          2) Financial Schedules. None. In accordance with General Instruction J to Form 10-K, any Financial Schedules required by Item 8 of Form 10-K have been omitted.

          3)   Exhibits. See Item 15(b) below.

     b) The exhibits listed on the Exhibit Index are filed as part of, or incorporated by reference into, this report on Form 10-K.

     c)   See Item 15(a) above.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

     Not applicable.

ITEM 1114(B)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS).

     Not applicable.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

     Not applicable.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

In re: Payment Card Fee and Merchant Discount Antitrust Litigation

Beginning in June 2005, several retail merchants filed lawsuits in federal courts, claiming to represent a class of similarly situated merchants, and alleging that MasterCard and VISA USA, together with their members, conspired to charge retailers excessive interchange in violation of federal antitrust laws. In October 2005, these suits were consolidated in In re: Payment Card Fee and Merchant Discount Antitrust Litigation, currently pending in the United States District Court for the Eastern District of New York. The plaintiffs seek unspecified treble damages, injunctive relief, attorneys' fees and costs.

On April 24, 2006, plaintiffs filed a first consolidated and amended complaint, naming the First National Bank of Omaha ("the Bank") and others as defendants. The plaintiffs realleged the claims in their original complaints and further claimed that defendants violated federal and California antitrust laws by combining to impose certain fees and to adopt rules and practices of VISA USA and MasterCard that the plaintiffs contend constitute unlawful restraints of trade. In July 2007, the Bank entered into judgment and loss sharing agreements (the sharing agreements) with VISA USA and certain financial institutions to apportion financial responsibilities arising from any potential adverse judgment or settlement. The Bank denies all material allegations. (A later-filed action, which has been transferred to the Eastern District of New York for consolidated treatment, names the Bank as a defendant; however this was dismissed without prejudice in 2008.)

Management has estimated the Bank's proportionate obligation associated with the ultimate disposition of this litigation and the fair value of this obligation has been recorded as a litigation liability of $35.6 million at December 31, 2008. This estimated liability is subject to significant risk and may materially change. Furthermore, management cannot predict with any degree of certainty how the final outcome of this litigation may impact the broader credit card industry, and in this regard, the Bank.

Other Covered Litigation

In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and VISA USA associations of financial institutions that issue debit or credit cards. The government alleged that the associations had violated antitrust law by not allowing member banks to issue cards from competing brands, such as American Express and Discover. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed and the United States Supreme Court denied certiorari. Since then, American Express Travel Related Services Company, Inc. and Discover Financial Services, Inc. brought suits against MasterCard and VISA USA. Although the Bank is not a party to these suits, the Bank is a member of the MasterCard and VISA USA associations and these suits are covered in the sharing agreements referred to above. These suits seek civil damages and other relief associated with the exclusionary rules that were the subject of the Department of Justice suit.

On November 7, 2007, American Express announced it had reached a settlement agreement with VISA for the above litigation. The settlement amount of $2.25 billion due to American Express will be paid by VISA and certain other nonaffiliated member banks. The Bank was not a named defendant in this lawsuit and therefore will not be directly liable for any amount of the settlement; however, in accordance with VISA USA's revised bylaws and the sharing agreements, the Bank and other members will be required to share this loss incurred by VISA. Based on this settlement agreement and the Bank's interest in VISA USA, the Bank recorded a litigation liability of $40.7 million. The escrow created by VISA's stock offerings cover the funds due from settlement with American Express, therefore, no liability exists for the Bank related to this litigation at December 31, 2008.

On October 27, 2008, Discover announced it had reached a settlement with VISA for the above litigation. The settlement amount of $1.74 billion due to Discover will be paid by VISA and certain other nonaffiliated member banks. The Bank was not a named defendant in this lawsuit and therefore will not be directly liable for any amount of the settlement; however, in accordance with VISA USA's revised bylaws and the sharing agreements, the Bank and other members were required to share this loss incurred by VISA. Based on the information provided by VISA, along with management's judgment, the Bank recorded a litigation liability of $13.9 million at December 31, 2007. The escrow created by VISA was further funded in December 2008, in order to cover the settlement with Discover under the sharing agreements; therefore, no liability exists for the Bank related to this litigation at December 31, 2008. On December 16, 2008, VISA, Inc. completed a transaction under which the Bank's conversion rate in its Class B stock was reduced to compensate for the Bank's liability under the sharing agreements.

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. This information has been provided previously in a prospectus, dated November 19, 2007, filed by First National Master Note Trust (the "Trust"), pursuant to Rule 424(b)(5) of the Securities Act of 1933, on November 21, 2007.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

     Each of FNBO, First National Credit Card Center, Inc. ("FNCCC") and The Bank of New York Trust Company, N.A. (the "Trustee") (each, a "Servicing Participant"), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a "Report on Assessment") during the Trust's fiscal year ending December 31, 2008, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an "Attestation Report") by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

     The Report on Assessment of the Trustee identified the following material instances of noncompliance by the Trustee with the applicable servicing criteria described in the Trustee's Report on Assessment:

     1122(d)(2)(i): Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements.

          During the reporting period, certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents.

          The segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account but such account was not utilized in all instances by the Trustee as stated above. However, payments related to each specified series of securities were timely remitted to the investors in such series.

          Existing procedures have been reviewed with staff to enable future payments to be deposited into the segregated account for each specified series within the applicable time frames.

     FNBO believes that no material impact to the noteholders resulted from the instances of noncompliance described above.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

     Each of FNBO and FNCCC has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. Each of FNBO and FNCCC has provided a Servicer Compliance Statement, signed by an authorized officer, and each such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009                   FIRST NATIONAL MASTER NOTE TRUST

                                        By: First National Bank of Omaha,
                                            As Servicer of First National Master
                                            Note Trust


                                        By: /s/ Timothy D. Hart
                                            ------------------------------------
                                            Timothy D. Hart, Senior Vice
                                            President

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

                                  EXHIBIT INDEX

Exhibit 3.1    Articles of Organization of First National Funding LLC*

Exhibit 3.2    Operating Agreement of First National Funding LLC, dated as of
               October 24, 2002*

Exhibit 4.1    Master Indenture, dated as of October 24, 2002, between First
               National Master Note Trust and The Bank of New York*

Exhibit 4.2 First Amendment to Master Indenture, dated as of November 17, 2003, between First National Master Note Trust and The Bank of New York*

Exhibit 4.3    Series 2007-1 Indenture Supplement**

Exhibit 4.4    Series 2007-2 Indenture Supplement***

Exhibit 4.5 Transfer and Servicing Agreement, dated as of October 24, 2002, among First National Funding LLC, First National Bank of Omaha and
               First National Master Note Trust*

Exhibit 4.6    First Amendment to Transfer and Servicing Agreement**

Exhibit 4.7    Second Amendment to Transfer and Servicing Agreement***

Exhibit 4.8    Trust Agreement of First National Master Note Trust, dated as of
               October 16, 2002, between First National Funding LLC and Wilmington
               Trust Company*

Exhibit 4.9    Administration Agreement, dated as of October 24, 2002, between
               First National Master Note Trust and First National Bank of Omaha*

Exhibit 4.10 Second Amended and Restated Pooling and Servicing Agreement, dated as of October 24, 2002, by and among First National Funding LLC,
               First National Bank of Omaha and The Bank of New York*

Exhibit 4.11   First Amendment to Second Amended and Restated Pooling and
               Servicing Agreement**

Exhibit 4.12   Second Amendment to Second Amended and Restated Pooling and
               Servicing Agreement***

----------
* Incorporated by reference from registrants' Form S-3 filed on January 29, 2007, file no. 333-140273

** Incorporated by reference from registrants' Form 8-K filed on April 30, 2007, file no. 333-140273-01.

*** Incorporated by reference from registrants' Form 8-K filed on December 4, 2007, file no. 333-140273-01.

Exhibit 4.13   Collateral Series Supplement, dated as of October 24, 2002, among
               First National Funding LLC, First National Bank of Omaha and The
               Bank of New York, including form of Collateral Certificate*

Exhibit 4.14 Receivables Purchase Agreement, dated as of October 24, 2002, between First National Bank of Omaha and First National Funding
               LLC*

Exhibit 4.15   Services Agreement**

Exhibit 4.16   Collection Agreement**

Exhibit 23.1   Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1   Certification pursuant to Rule 13a-14(a)/ 15d-14(a) of the
               Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1   Report on Assessment of Compliance with Servicing Criteria
               (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2008.

Exhibit 33.2   Report on Assessment of Compliance with Servicing Criteria
               (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNCCC for the year ended December 31, 2008.

Exhibit 33.3   Report on Assessment of Compliance with Servicing Criteria
               (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2008.

Exhibit 34.1 Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December
               31, 2008.

Exhibit 34.2 Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNCCC for the year ended
               December 31, 2008.

Exhibit 34.3 Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended
               December 31, 2008.

Exhibit 35.1   Servicer Compliance Statement (pursuant to Item 1123 of Regulation
               AB) of FNBO for the year ended December 31, 2008.

Exhibit 35.2   Servicer Compliance Statement (pursuant to Item 1123 of Regulation
               AB) of FNCC for the year ended December 31, 2008.

----------
* Incorporated by reference from registrants' Form S-3 filed on January 29, 2007, file no. 333-140273.

** Incorporated by reference from registrants' Form 8-K filed on April 30, 2007, file no. 333-140273-01.