Form 10-K
period 2009-12-31
FIRST NATIONAL FUNDING LLC; First National Master Note Trust
filed 2010-03-31
CIK 1171040, 1396730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number of Issuing Entity: 333-163856-01
FIRST NATIONAL MASTER NOTE TRUST
(Exact name of Issuing Entity as specified in its charter)
Commission File Number of Depositor: 333-163856
FIRST NATIONAL FUNDING LLC
(Exact name of Depositor as specified in its charter)
FIRST NATIONAL BANK OF OMAHA
(Exact name of Sponsor as specified in its charter)

Nebraska	Not Applicable

(State or other jurisdiction of incorporation or organization of Issuing Entity)	(IRS Employer Identification No. of Issuing Entity)

1620 Dodge Street, Stop Code 3084, Omaha, Nebraska	68197

(Address of principal executive offices of Issuing Entity)	(Zip Code)
(402) 341-0500
(Issuing Entity’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
None
Title of Each Class
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
     Registrant does not have any voting or non-voting common equity held by non-affiliates as of the date of this report, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.
DOCUMENTS INCORPORATED BY REFERENCE
     No documents have been incorporated by reference into this Form 10-K.

PART I
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 1:	Business
(B)	Item 1A:	Risk Factors
(C)	Item 2:	Properties
(D)	Item 3:	Legal Proceedings
(E)	Item 4:	Submission of Matters to a Vote of Security Holders [Reserved.]
Item 1B. Unresolved Staff Comments.
     Not Applicable.
PART II
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(F)	Item 5:	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(G)	Item 6:	Selected Financial Data
(H):	Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation
(I)	Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
(J)	Item 8:	Financial Statements and Supplementary Data
(K)	Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
(L)	Item 9A:	Controls and Procedures
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
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
Not applicable.

2

Item 1117 of Regulation AB. Legal Proceedings.
In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation
     Beginning in June 2005, several retail merchants filed lawsuits in federal courts, claiming to represent a class of similarly situated merchants, and alleging that MasterCard and VISA USA, together with their members, conspired to charge retailers excessive interchange in violation of federal antitrust laws. In October 2005, these suits were consolidated in In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, currently pending in the United States District Court for the Eastern District of New York. The plaintiffs seek unspecified treble damages, injunctive relief, attorneys’ fees and costs.
     On April 24, 2006, plaintiffs filed a first consolidated and amended complaint, naming the First National Bank of Omaha (the “Bank”) and others as defendants. The plaintiffs realleged the claims in their original complaints and further claimed that defendants violated federal and California antitrust laws by combining to impose certain fees and to adopt rules and practices of VISA USA and MasterCard that the plaintiffs contend constitute unlawful restraints of trade. In July 2007, the Bank entered into judgment and loss sharing agreements (the sharing agreements) with VISA USA and certain financial institutions to apportion financial responsibilities arising from any potential adverse judgment or settlement. The Bank denies all material allegations. (A later-filed action, which was transferred to the Eastern District of New York for consolidated treatment, named the Bank as a defendant, however this was dismissed without prejudice in 2008). United States Magistrate Judge James Orenstein, in November 2009, heard oral argument on class plaintiffs’ motion for class certification and reserved making a recommendation. Judge Orenstein also heard oral arguments in November 2009 on pending motions to dismiss plaintiffs’ claims.
     The existing case Scheduling Order provides for dispositive motions and Daubert motions to be filed no later than July 23, 2010.
     Management of the Bank has estimated the Bank’s proportionate obligation associated with the ultimate disposition of this litigation and the fair value of this obligation has been recorded as a litigation liability of $20.6 million at November 30, 2009. This estimated liability is subject to significant risk and may materially change. Furthermore, management cannot predict with any degree of certainty how the final outcome of this litigation may impact the broader credit card industry, and in this regard, the Bank.
Other Litigation Concerning the Credit Card Industry
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

3

sharing agreements referred to above. These suits seek civil damages and other relief associated with the exclusionary rules that were the subject of the Department of Justice suit.
     On November 7, 2007, American Express announced it had reached a settlement agreement with VISA for the above litigation. The settlement amount of $2.25 billion due to American Express will be paid by VISA and certain other nonaffiliated member banks. The Bank was not a named defendant in this lawsuit and therefore will not be directly liable for any amount of the settlement; however, in accordance with VISA USA’s revised bylaws and the sharing agreements, the Bank and other members will be required to share this loss incurred by VISA. Based on this settlement agreement and the Bank’s interest in VISA USA, the Bank recorded a litigation liability of $40.7 million. The escrow created by VISA’s stock offerings cover the funds due from settlement with American Express, therefore, no liability exists for the Bank related to this litigation at December 31, 2008.
     On October 27, 2008, Discover announced it had reached a settlement with VISA for the above litigation. The settlement amount of $1.74 billion due to Discover will be paid by VISA and certain other nonaffiliated member banks. The Bank was not a named defendant in this lawsuit and therefore will not be directly liable for any amount of the settlement; however, in accordance with VISA USA’s revised bylaws and the sharing agreements, the Bank and other members were required to share this loss incurred by VISA. Based on the information provided by VISA, along with management’s judgment, the Bank recorded a litigation liability of $13.9 million at December 31, 2007. The escrow created by VISA was further funded in December 2008, in order to cover the settlement with Discover under the sharing agreements; therefore, no liability exists for the Bank related to this litigation at December 31, 2008. On December 16, 2008, VISA, Inc. completed a transaction under which the Bank’s conversion rate in its Class B stock was reduced to compensate for the Bank’s liability under the sharing agreements.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
          Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. This information has been provided previously in Registration Statement Nos. 333-163856 and 333-163856-01, filed by First National Master Note Trust (the “Trust”) and First National Funding LLC on January 14, 2010 and declared effective on January 19,2010.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
          Each of FNBO, First National Credit Card Center, Inc. (“FNCCC”) and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2009, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting

4

firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
          The Report on Assessment of the Trustee identified the following material instances of noncompliance by the Trustee with the applicable servicing criteria described in the Trustee’s Report on Assessment:
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

5

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2010	FIRST NATIONAL MASTER NOTE TRUST
	By:	First National Bank of Omaha,
As Servicer of First National Master Note Trust

	By:	/s/ Timothy D. Hart
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

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of First National Funding LLC*

Exhibit 3.2	Operating Agreement of First National Funding LLC, dated as of October 24, 2002*

Exhibit 4.1	Master Indenture, dated as of October 24, 2002, between First National Master Note Trust and The Bank of New York*

Exhibit 4.2	First Amendment to Master Indenture, dated as of November 17, 2003, between First National Master Note Trust and The Bank of New York*

Exhibit 4.3	Series 2007-1 Indenture Supplement**

Exhibit 4.4	Series 2007-2 Indenture Supplement***

Exhibit 4.5	Series 2009-1 Indenture Supplement****

Exhibit 4.6	Series 2009-3 Indenture Supplement*****

Exhibit 4.7	Transfer and Servicing Agreement, dated as of October 24, 2002, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust*

Exhibit 4.8	First Amendment to Transfer and Servicing Agreement**

Exhibit 4.9	Second Amendment to Transfer and Servicing Agreement***

Exhibit 4.10	Trust Agreement of First National Master Note Trust, dated as of October 16, 2002, between First National Funding LLC and Wilmington Trust Company*

Exhibit 4.11	Administration Agreement, dated as of October 24, 2002, between First National Master Note Trust and First National Bank of Omaha*

Exhibit 4.12	First Amendment to Administration Agreement dated May 18, 2009 to Administration Agreement****

Exhibit 4.13	Receivables Purchase Agreement, dated as of October 24, 2002, between First National Bank of Omaha and First National Funding LLC*

Exhibit 4.14	Services Agreement**

*	Incorporated by reference from registrants’ Form S-3 filed on January 29, 2007, file no. 333-140273

**	Incorporated by reference from registrants’ Form 8-K filed on April 30, 2007, file no. 333-140273-01.

***	Incorporated by reference from registrants’ Form 8-K filed on December 4, 2007, file no. 333-140273-01.

****	Incorporated by reference from registrants’ Form 8-K filed on June 12, 2009, file no. 333-140273-01.

*****	Incorporated by reference from registrants’ Form 8-K filed on August 17 2009, file no. 333-140273-01.

Exhibit 4.15	Collection Agreement******

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/ 15d—14(a) of the Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2009.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNCCC for the year ended December 31, 2009.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2009.

Exhibit 34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2009.

Exhibit 34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNCCC for the year ended December 31, 2009.

Exhibit 34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2009.

Exhibit 35.1	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2009.

Exhibit 35.2	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNCC for the year ended December 31, 2009.

******	Incorporated by reference from registrants’ Form 8-K filed on April 30, 2007, file no. 333-140273-01.