Form 10-K
period 2010-12-31
FIRST NATIONAL FUNDING LLC; First National Master Note Trust
filed 2011-03-29
CIK 1171040, 1396730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010
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

PART I
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:
(A) Item 1: Business
(B) Item 1A: Risk Factors
(C) Item 2: Properties
(D) Item 3: Legal Proceedings
(E) Item 4: Submission of Matters to a Vote of Security Holders [Reserved and removed]
Item 1B. Unresolved Staff Comments.
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
     On April 24, 2006, plaintiffs filed a first consolidated and amended complaint, naming First National Bank of Omaha (the “Bank”) and others as defendants. The plaintiffs realleged the claims in their original complaints and further claimed that defendants violated federal and California antitrust laws by combining to impose certain fees and to adopt rules and practices of VISA USA and MasterCard that the plaintiffs contend constitute unlawful restraints of trade. In July 2007, the Bank entered into judgment and loss sharing agreements (the sharing agreements) with VISA USA and certain financial institutions to apportion financial responsibilities arising from any potential adverse judgment or settlement. The Bank denies all material allegations. (A later-filed action, which was transferred to the Eastern District of New York for consolidated treatment, named the Bank as a defendant, however this was dismissed without prejudice in 2008). United States Magistrate Judge James Orenstein, in November 2009, heard oral argument on class plaintiffs’ motion for class certification and reserved making a recommendation. Judge Orenstein also heard oral arguments in November 2009 on pending motions to dismiss plaintiffs’ claims.
     The existing case Scheduling Order provides for dispositive motions and Daubert motions to be filed this year.
     In 2010, the Bank entered into additional contracts among the defendants relating to the apportionment of financial responsibilities which may arise from any potential adverse judgment or settlement
     Pursuant to accounting guidance on guarantees, the fair value of this guarantee has been recorded as part of the contingent litigation accrual. The estimated fair value of the liability for this litigation was reduced to $2.2 million at December 31, 2010 as a result of VISA funding the escrow account. This liability is subject to significant estimation risk and may materially change. Furthermore, management cannot predict with any degree of certainty how the final outcome of this litigation may impact the broader credit card industry, and in this regard, the Bank.
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

3

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
     On November 7, 2007, American Express announced it had reached a settlement agreement with VISA for the above litigation. The settlement amount of $2.25 billion due to American Express will be paid by VISA and certain other nonaffiliated member banks. The Bank was not a named defendant in this lawsuit and therefore will not be directly liable for any amount of the settlement; however, in accordance with VISA USA’s revised bylaws and the sharing agreements, the Bank and other members will be required to share this loss incurred by VISA. Based on this settlement agreement and the Bank’s interest in VISA USA, the Bank recorded a litigation liability of $40.7 million. The escrow created by VISA’s stock offerings cover the funds due from settlement with American Express, therefore, no liability exists for the Bank related to this litigation at December 31, 2010.
On October 27, 2008, Discover announced it had reached a settlement with VISA for the above litigation. The settlement amount of $1.74 billion due to Discover will be paid by VISA and certain other nonaffiliated member banks. The Bank was not a named defendant in this lawsuit and therefore will not be directly liable for any amount of the settlement; however, in accordance with VISA USA’s revised bylaws and the sharing agreements, the Bank and other members were required to share this loss incurred by VISA. Based on the information provided by VISA, along with management’s judgment, the Bank recorded a litigation liability of $13.9 million at December 31, 2007. The escrow created by VISA was further funded in December 2008, in order to cover the settlement with Discover under the sharing agreements; therefore, no liability exists for the Bank related to this litigation at December 31, 2010. On December 16, 2008, VISA, Inc. completed a transaction under which the Bank’s conversion rate in its Class B stock was reduced to compensate for the Bank’s liability under the sharing agreements.
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
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
          Each of FNBO, First National Credit Card Center, Inc. (“FNCCC”) and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the

4

Trust’s fiscal year ending December 31, 2010, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. Neither the Reports on Assessment nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants. FNCCC is not expected to be identified as a Servicing Participant after this reporting period as it was dissolved effective December 31, 2010.
Item 1123 of Regulation AB. Servicer Compliance Statement.
          Each of FNBO and FNCCC has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. Each of FNBO and FNCCC has provided a Servicer Compliance Statement, signed by an authorized officer, and each such Servicer Compliance Statement is attached as an exhibit to this Form 10-K. FNCCC is not expected to be identified as a servicer after this reporting period with respect to such pool assets as it was dissolved effective December 31, 2010.

5

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2011	FIRST NATIONAL MASTER NOTE TRUST
	By:	First National Bank of Omaha,
As Servicer of First National Master Note
Trust

	By:	/s/ Timothy D. Hart
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

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of First National Funding LLC*

Exhibit 3.2	Operating Agreement of First National Funding LLC, dated as of October 24, 2002*

Exhibit 4.1	Master Indenture, dated as of October 24, 2002, between First National Master Note Trust and The Bank of New York*

Exhibit 4.2	First Amendment to Master Indenture, dated as of November 17, 2003, between First National Master Note Trust and The Bank of New York*

Exhibit 4.3	Series 2007-1 Indenture Supplement**

Exhibit 4.4	Series 2007-2 Indenture Supplement***

Exhibit 4.5	Series 2009-1 Indenture Supplement****

Exhibit 4.6	Series 2009-3 Indenture Supplement*****

Exhibit 4.7	Transfer and Servicing Agreement, dated as of October 24, 2002, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust*

Exhibit 4.8	First Amendment to Transfer and Servicing Agreement**

Exhibit 4.9	Second Amendment to Transfer and Servicing Agreement***

Exhibit 4.10	Trust Agreement of First National Master Note Trust, dated as of October 16, 2002, between First National Funding LLC and Wilmington Trust Company*

Exhibit 4.11	Administration Agreement, dated as of October 24, 2002, between First National Master Note Trust and First National Bank of Omaha*

Exhibit 4.12	First Amendment to Administration Agreement dated May 18, 2009 to Administration Agreement****

Exhibit 4.13	Receivables Purchase Agreement, dated as of October 24, 2002, between First National Bank of Omaha and First National Funding LLC*

*	Incorporated by reference from registrants’ Form S-3 filed on January 29, 2007, file no. 333-140273

**	Incorporated by reference from registrants’ Form 8-K filed on April 30, 2007, file no. 333-140273-01.

***	Incorporated by reference from registrants’ Form 8-K filed on December 4, 2007, file no. 333-140273-01.

****	Incorporated by reference from registrants’ Form 8-K filed on June 12, 2009, file no. 333-140273-01.

*****	Incorporated by reference from registrants’ Form 8-K filed on August 17 2009, file no. 333-140273-01.

Exhibit 4.14	Services Agreement**

Exhibit 4.15	Collection Agreement******

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/ 15d—14(a) of the Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2010.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNCCC for the year ended December 31, 2010.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2010.

Exhibit 34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2010.

Exhibit 34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNCCC for the year ended December 31, 2010.

Exhibit 34.3	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2010.

Exhibit 35.1	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2010.

Exhibit 35.2	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNCC for the year ended December 31, 2010.

******	Incorporated by reference from registrants’ Form 8-K filed on April 30, 2007, file no. 333-140273-01.