Form 10-K
period 2011-12-31
FIRST NATIONAL FUNDING LLC; First National Master Note Trust
filed 2012-03-29
CIK 1171040, 1396730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form    10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures

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

On April 24, 2006, plaintiffs filed a first consolidated and amended complaint, naming First National Bank of Omaha (the “Bank”) and others as defendants. The plaintiffs realleged the claims in their original complaints and further claimed that defendants violated federal and California antitrust laws by combining to impose certain fees and to adopt rules and practices of VISA USA and MasterCard that the plaintiffs contend constitute unlawful restraints of trade. In July 2007, the Bank entered into judgment and loss sharing agreements (the sharing agreements) with VISA USA and certain financial institutions to apportion financial responsibilities arising from any potential adverse judgment or settlement. In 2010, the Bank entered into additional contracts among the defendants relating to the apportionment of financial responsibilities which may arise from any potential adverse judgment or settlement.

Pursuant to accounting guidance on guarantees, the fair value of this guarantee has been recorded as part of the contingent litigation accrual. The estimated fair value of the liability for this litigation was $41.6 million at December 31, 2011. This liability is subject to significant estimation risk and may materially change. Furthermore, management cannot predict with any degree of certainty how the final outcome of this litigation may impact the broader credit card industry, and in this regard, the Bank.

Other Litigation Concerning the Credit Card Industry

Other antitrust lawsuits have been filed against VISA from time to time. The Bank has not been a party to these other suits; however, the Bank is a member of the MasterCard and VISA USA associations and these suits have been covered in the sharing agreements referred to above. Each of these matters has been settled by VISA, with settlement payments being made from the escrow created by VISA’s stock offerings. The Bank has not had any direct liability with respect to such settlements.

Item 1119	of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. This information has been provided previously in Registration Statement Nos. 333-163856 and 333-163856-01, filed by First National Master Note Trust (the “Trust”) and First National Funding LLC on January 14, 2010 and declared effective on January 19, 2010.

3

Item 1122	of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of FNBO and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2011, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. Neither the Reports on Assessment nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

Item 1123	of Regulation AB. Servicer Compliance Statement.

FNBO has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. FNBO has provided a Servicer Compliance Statement, signed by an authorized officer, and such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2012	FIRST NATIONAL MASTER NOTE TRUST

	By:	First National Bank of Omaha, As Servicer of First National Master Note Trust

	By:	/s/ Timothy D. Hart
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

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of First National Funding LLC*

Exhibit 3.2	Operating Agreement of First National Funding LLC, dated as of October 24, 2002*

Exhibit 4.1	Master Indenture, dated as of October 24, 2002, between First National Master Note Trust and The Bank of New York*

Exhibit 4.2	First Amendment to Master Indenture, dated as of November 17, 2003, between First National Master Note Trust and The Bank of New York*

Exhibit 4.3	Series 2007-1 Indenture Supplement**

Exhibit 4.4	Series 2007-2 Indenture Supplement***

Exhibit 4.5	Series 2009-1 Indenture Supplement****

Exhibit 4.6	Series 2009-3 Indenture Supplement*****

Exhibit 4.7	Transfer and Servicing Agreement, dated as of October 24, 2002, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust*

Exhibit 4.8	First Amendment to Transfer and Servicing Agreement**

Exhibit 4.9	Second Amendment to Transfer and Servicing Agreement***

Exhibit 4.10	Trust Agreement of First National Master Note Trust, dated as of October 16, 2002, between First National Funding LLC and Wilmington Trust Company*

Exhibit 4.11	Administration Agreement, dated as of October 24, 2002, between First National Master Note Trust and First National Bank of Omaha*

Exhibit 4.12	First Amendment to Administration Agreement dated May 18, 2009 to Administration Agreement****

Exhibit 4.13	Receivables Purchase Agreement, dated as of October 24, 2002, between First National Bank of Omaha and First National Funding LLC*

*	Incorporated by reference from registrants’ Form S-3 filed on January 29, 2007, file no. 333-140273
**	Incorporated by reference from registrants’ Form 8-K filed on April 30, 2007, file no. 333-140273-01.
***	Incorporated by reference from registrants’ Form 8-K filed on December 4, 2007, file no. 333-140273-01.
****	Incorporated by reference from registrants’ Form 8-K filed on June 12, 2009, file no. 333-140273-01.
*****	Incorporated by reference from registrants’ Form 8-K filed on August 17 2009, file no. 333-140273-01.

Exhibit 4.14	Services Agreement**

Exhibit 4.15	Collection Agreement******

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/ 15d–14(a) of the Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2011.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2011.

Exhibit 34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2011.

Exhibit 34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2011.

Exhibit 35.1	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2011.

******	Incorporated by reference from registrants’ Form 8-K filed on April 30, 2007, file no. 333-140273-01.